Form 10-K
period 1996-12-31
CS FIRST BOSTON MORT CORP PFD MTG ASSE BK CERT SER 1996-2
filed 1997-05-02
CIK 1038532

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K

                     Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                      For the fiscal year ended December 31, 1996

                          Commission file number:  333-16145

                       CS FIRST BOSTON MORTGAGE SECURITIES CORP.
              Agreement dated as of December 1, 1996, providing for the issuance of Preferred Mortgage Asset-Backed Certificates,
                                    Series 1996-2)

                       CS FIRST BOSTON MORTGAGE SECURITIES CORP.
                 (Exact name of Registrant as specified in its Charter)

                   DELAWARE                             33-3320910
             (State or other jurisdiction          (I.R.S. Employer
             incorporation or organization)        Identification Number)

                                  11 MADISON AVENUE
                               NEW YORK, NEW YORK 10010
                       (Address of principal executive offices)

                   Registrant's telephone number, including area code:
                                    (212) 325-7537

               Securities registered pursuant to Section 12(b) of the Act:
                                   Not Applicable.

               Securities registered pursuant to Section 12(g) of the Act:
                                   Not Applicable.

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  x  No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ].

          Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1996: Not Applicable.

          Number of shares of common stock outstanding as of December 31, 1996: Not Applicable.

          DOCUMENTS INCORPORATED BY REFERENCE

          Documents in Part I and Part IV incorporated herein by reference are as follows:

               Pooling and Servicing Agreement of Registrant dated as of December 1, 1996 (hereby incorporated herein by reference as Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on January 23, 1997).

          Documents in Part II and Part IV incorporated herein by reference are as follows:

               Monthly Report to Certificateholders as to distributions made on January 27, 1997 (to be filed on Form 8-K with the Securities and Exchange Commission).

               Monthly Report to Certificateholders as to distributions made on February 25, 1997 (to be filed on Form 8-K with the Securities and Exchange Commission).


          PART I

          ITEM 1.     Business.

               The trust fund relating to Preferred Mortgage Asset-Backed Certificates, Series 1996-2 (the "Certificates"),was established pursuant to a Pooling and Servicing Agreement dated as of

                                          2
          December 1, 1996 among CS First Boston Mortgage Securities Corp., as depositor, (the "Depositor"), T.A.R. Preferred Mortgage Corporation, as seller (the "Seller"), Advanta Mortgage Corp. USA, as servicer, (the "Servicer"), and Bankers Trust Company, as trustee (the "Trustee"). (The Pooling and Servicing Agreement is hereby incorporated herein by reference as Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on January 23, 1997.)

               The Preferred Mortgage Asset-Backed Certificates, Series 1996-2 (the "Certificates") will represent beneficial interests in a trust, the assets of which will consist primarily of a pool of fixed rate, closed-end loans secured by mortgages, which are generally subordinate liens, on residential one-to-four-family properties (the "Mortgage Loans" and together will all other assets of the trust fund, including any funds on deposit in the Capitalized Interest Account (as defined in the Prospectus Supplement) and the Pre-Funding Account (as defined in the Prospectus Supplement), the "Trust Fund").

               Information with respect to the business of the Trust would not be meaningful because the only "business" of the Trust is the collection on the Mortgage Loans and distribution of payments on the Certificates to Certificateholders. This information is accurately summarized in the Monthly Reports to Certificateholders, which are filed on Form 8-K. There is no additional relevant information to report in response to Item 101 of Regulation S-K.

          ITEM 2.     Properties.

               The Sponsor owns no property.  The Series 1996-2
          Certificates, in the aggregate, represent the beneficial ownership in a Trust consisting primarily of the Mortgage Loans. The Trust will acquire title to real estate only upon default of the mortgagors under the Mortgage Loan. Therefore, this item is inapplicable.

          ITEM 3.     Legal Proceedings.

               None.



                                          3
          ITEM 4.     Submission of Matters to a Vote of Security Holders.

               No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


          PART II

          ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

               The Series 1996-2 Certificates represent, in the aggregate, the beneficial ownership in a trust fund consisting primarily of the Mortgage Loans. The Certificates are owned by Certificateholders as trust beneficiaries. Strictly speaking, Registrant has no "common equity," but for purposes of this Item only, Registrant's Preferred Mortgage Asset-Backed Certificates are treated as "common equity."

          (a) Market Information. There is no established public trading market for Registrant's Certificates. Registrant believes the Certificates are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

          (b) Holders. The number of registered holders of all classes of Certificates on December 31, 1996 was 39.

          (c) Dividends. Not applicable. The information regarding dividends required by sub-paragraph (c) of Item 201 of Regulation S-K is inapplicable because the Trust does not pay dividends. However, information as to distribution to Certificateholders is provided in the Monthly Reports to Certificateholders for each month of the fiscal year in which a distribution to Certificateholders was made.

          ITEM 6.     Selected Financial Data.

               Not Applicable. Because of the limited activities of the Trust, the Selected Financial Data required by Item 301 of Regulation S-K does not add relevant information to that provided by the Monthly Reports to Certificateholders, which are filed on a monthly basis on Form 8-K.


                                          4
          ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Not Applicable. The information required by Item 303 of Regulation S-K is inapplicable because the Trust does not have management per se, but rather the Trust has a Trustee who causes the preparation of the Monthly Reports to Certificateholders. The information provided by the Monthly Reports to Certificateholders, which are filed on a monthly basis on Form 8-K, does provide the relevant financial information regarding the financial status of the Trust.

          ITEM 8.     Financial Statements and Supplementary Data.

               Monthly Report to Certificateholders as to distributions made on January 27, 1997 (to be filed on Form 8-K with the Securities and Exchange Commission).

               Monthly Report to Certificateholders as to distributions made on February 25, 1997 (to be filed on Form 8-K with the Securities and Exchange Commission).

               Annual Statement of Compliance by the Master Servicer is not currently available and will be subsequently filed on Form 8.

               Independent Accountant's Report on Servicer's servicing activities is not currently available and will be subsequently filed on Form 8.

          ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.


          PART III

          ITEM 10.     Directors and Executive Officers of Registrant.

               Not Applicable. The Trust does not have officers or directors. Therefore, the information required by items 401 and 405 of Regulation S-K are inapplicable.


                                          5
          ITEM 11.     Executive Compensation.

               Not Applicable. The Trust does not have officers or directors to whom compensation needs to be paid. Therefore, the information required by item 402 of regulation S-K is inapplicable.

          ITEM 12.     Security Ownership of Certain Beneficial Owners and
          Management.

          (a) Security ownership of certain beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

          As of December 31, 1996, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:

          Boston Safe Deposit & Trust Co.
          c/o Mellon bank N.A.
          Three Mellon Bank Center
          Room 153-3015
          Pittsburgh, PA 15259
          Series 1996-2
          Class A-1
          $18,000,000 (Original Principal Amount)
          22.5% (Percentage of Class)

          Bankers Trust Co./Investment A/C
          16 Wall Street, 5th Floor
          New York, NY 10005
          Series 1996-2
          Class A-1
          $40,000,000 (Original Principal Amount)
          49.9% (Percentage of Class)

          Central Fidelity Bank, N.A.
          1021 East Cary Street, 5th Floor
          Richmond, VA 23219-4000
          Series 1996-2
          Class A-1

                                          6
          $10,000,000 (Original Principal Amount)
          12.5% (Percentage of Class)

          Chase Manhattan Bank/Chemical
          Auto Settle Department
          4 New York Plaza, 4th Floor
          New York, NY 10004
          Series 1996-2
          Class A-1
          $9,000,000 (Original Principal Amount)
          11.3% (Percentage of Class)

          Bankers Trust Company
          c/o BT Services Tennessee Inc.
          Pension Trust Services
          648 Grassmere Park Drive
          Nashville, TN 37211
          Series 1996-2
          Class A-2
          $10,675,000 (Original Principal Amount)
          35.9% (Percentage of Class)

          Boston Safe Deposit & Trust Co.
          c/o Mellon bank N.A.
          Three Mellon Bank Center
          Room 153-3015
          Pittsburgh, PA 15259
          Series 1996-2
          Class A-2
          $10,825,000 (Original Principal Amount)
          36.4% (Percentage of Class)

          Chase Manhattan Bank
          One Chase Manhattan Plaza
          3B - Proxy Dept.
          New York, NY 10081
          Series 1996-2
          Class A-2
          $6,325,000 (Original Principal Amount)
          21.3% (Percentage of Class)

          Bank of New York
          925 Patterson Plank Rd.

                                          7
          Secaucus, NJ 07094
          Series 1996-2
          Class A-3
          $12,700,000 (Original Principal Amount)
          29.1% (Percentage of Class)

          Boston Safe Deposit & Trust Co.
          c/o Mellon bank N.A.
          Three Mellon Bank Center
          Room 153-3015
          Pittsburgh, PA 15259
          Series 1996-2
          Class A-3
          $11,680,000 (Original Principal Amount)
          26.8% (Percentage of Class)

          Chase Manhattan Bank
          One Chase Manhattan Plaza
          3B - Proxy Dept.
          New York, NY 10081
          Series 1996-2
          Class A-3
          $10,000,000 (Original Principal Amount)
          22.9% (Percentage of Class)

          Citicorp Services, Inc.
          P.O. Box 30576
          Tampa, FL 33630-3576
          Series 1996-2
          Class A-3
          $3,000,000 (Original Principal Amount)
          6.9% (Percentage of Class)

          First Trust National Association
          c/o Ice Prozy Services
          71 Executive Blvd.
          Farmingdale, NY 11735
          Series 1996-2
          Class A-3
          $3,300,000 (Original Principal Amount)
          7.6% (Percentage of Class)

          Bankers Trust Company

                                          8
          c/o BT Services Tennessee Inc.
          Custody Services
          648 Grassmere Park Drive
          Nashville, TN 37211
          Series 1996-2
          Class A-4
          $5,500,000 (Original Principal Amount)
          9.2% (Percentage of Class)

          CS First Boston Corporation (The)
          c/o ADP Proxy Services
          51 Mercedes Way
          Edgewood, NY 11717
          Series 1996-2
          Class A-4
          $34,300,000 (Original Principal Amount)
          57.4% (Percentage of Class)

          Goldman, Sachs & Co.
          c/o ADP Proxy Services
          51 Mercedes Way
          Edgewood, NY 11717
          Series 1996-2
          Class A-4
          $20,000,000 (Original Principal Amount)
          33.5% (Percentage of Class)

          Boston Safe Deposit & Trust Co.
          c/o Mellon bank N.A.
          Three Mellon Bank Center
          Room 153-3015
          Pittsburgh, PA 15259
          Series 1996-2
          Class A-5
          $1,575,000 (Original Principal Amount)
          9.7% (Percentage of Class)

          Chase Manhattan Bank
          One Chase Manhattan Plaza
          3B - Proxy Dept.
          New York, NY 10081
          Series 1996-2
          Class A-5

                                          9
          $1,025,000 (Original Principal Amount)
          6.3% (Percentage of Class)

          Chase Manhattan Bank, Trust
          Two Chase Manhattan Plaza, 5th Floor
          New York, NY  10081
          Series 1996-2
          Class A-5
          $2,425,000 (Original Principal Amount)
          14.9% (Percentage of Class)

          Northern Trust Company
          801 S. Canal C-In
          Chicago, IL 60607
          Series 1996-2
          Class A-5
          $6,075,000 (Original Principal Amount)
          37.3% (Percentage of Class)

          SSB-Custodian
          Quincy Securities Processing
          A5W P.O. Box 1631
          Boston, MA 02105-1631
          Series 1996-2
          Class A-5
          $2,625,000 (Original Principal Amount)
          16.1% (Percentage of Class)

          Bankers Trust Company
          c/o BT Services Tennessee Inc.
          Custody Services
          648 Grassmere Park Drive
          Nashville, TN 37211
          Series 1996-2
          Class A-6
          $20,890,000 (Original Principal Amount)
          41.7% (Percentage of Class)

          Goldman, Sachs & Co.
          c/o ADP Proxy Services
          51 Mercedes Way
          Edgewood, NY 11717
          Series 1996-2

                                         10
          Class A-6
          $17,000,000 (Original Principal Amount)
          33.9% (Percentage of Class)

          SSB-Custodian
          Quincy Securities Processing
          A5W P.O. Box 1631
          Boston, MA 02105-1631
          Series 1996-2
          Class A-5
          $10,200,000 (Original Principal Amount)
          20.4% (Percentage of Class)

          (b) Security ownership of management. Not Applicable. The Trust does not have any officers or directors. Therefore, the information required by Item 403 of Regulation S-K is inapplicable.

          (c) Changes in control. Not Applicable. Since Certificateholders do not possess, directly or indirectly, the power to direct or cause the direction of the management and policies of the Trust, other than in respect to certain required consents regarding any amendments to the Pooling and Servicing Agreement, the information requested with respect to item 403 of Regulation S-K is inapplicable.

          ITEM 13.     Certain Relationships and Related Transactions.

          (a) Transactions with management and others. Registrant knows of no transaction or series of transactions during the fiscal year ended December 31, 1996, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000 involving the Registrant in which the Certificateholders identified in Item 12(a) had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1),(2) and (4) of Regulation S-K, however, the information required by
          Item 404(a)(3) of Regulation S-K is hereby incorporated by reference in Item 12 herein.

          (b)     Certain business relationships.  None.

          (c) Indebtedness of management. Not Applicable. The Trust does not have management consisting of any officers or directors.

                                         11
          Therefore, the information required by item 404 of Regulation S-K is inapplicable.

          (d) Transactions with promoters. Not Applicable. The Trust does not use promoters. Therefore, the information required by item 404 of Regulation S-K is inapplicable.


          PART IV

          ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) The following is a list of documents filed as part of this report:

          EXHIBITS

               Monthly Report to Certificateholders as to distributions made on January 27, 1997 (to be filed on Form 8-K with the Securities and Exchange Commission).

               Monthly Report to Certificateholders as to distributions made on February 25, 1997 (to be filed on Form 8-K with the Securities and Exchange Commission).

               Annual Statement of Compliance by the Master Servicer is not currently available and will be subsequently filed on Form 8.

               Independent Accountant's Report on Servicer's servicing activities is not currently available and will be subsequently filed on Form 8.

          (b) The following Reports on Form 8-K were filed during the last quarter of the period covered by this Report:

               None

          (c) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

          (d)     Not Applicable.  The Trust does not have any subsidiaries

                                         12
          or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.

          Supplemental information to be furnished with reports filed pursuant to Section 15(d) by registrants which have not registered securities pursuant to Section 12 of the Act.

          No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.

































                                         13
                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        By:     Bankers Trust Company,
                                        not in its individual capacity but
                                        solely as a duly authorized agent of
                                        the Registrant pursuant to the
                                        Pooling and Servicing Agreement,
                                        dated as of December 1, 1996.


          Date:  March 26, 1997         By:     /s/Judy L. Gomez
                                        Judy L. Gomez
                                        Assistant Vice President


























                                         14
                                    EXHIBIT INDEX

          Exhibit     Document

          1.1 Monthly Report to Certificateholders as to distributions made on January 27, 1997 (to be filed on Form 8-K with the Securities and Exchange Commission).

          1.2 Monthly Report to Certificateholders as to distributions made on February 25, 1997 (to be filed on Form 8-K with the Securities and Exchange Commission).

          1.3 Pooling and Servicing Agreement of Registrant dated as of December 1, 1996 (hereby incorporated herein by reference as Exhibit 4.2 of Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on January 23, 1997).



























                                         15